Form 10-K
period 2014-12-31
UBS-Barclays Commercial Mortgage Trust 2012-C4
filed 2015-03-27
CIK 1559450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number of the issuing entity: 333-177354-04

Central Index Key Number of the issuing entity: 0001559450
UBS-Barclays Commercial Mortgage Trust 2012-C4
(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001532799
UBS Commercial Mortgage Securitization Corp.
(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541886
UBS Real Estate Securities Inc.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070
Barclays Bank PLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256
Natixis Real Estate Capital LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000040554
General Electric Capital Corporation
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001175134
RAIT Partnership, L.P.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746
Redwood Commercial Mortgage Corporation
(exact name of the sponsor as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

46-1661720
46-1677972
(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association as Certificate Administrator,
190 S. LaSalle Street
Chicago, Illinois
(Address of principal executive offices of the issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
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
Not applicable.

EXPLANATORY NOTES
The Exhibit Index describes exhibits delivered by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1000 Harbor Boulevard Mortgage Loan, which constituted approximately 0.5% of the asset pool of the issuing entity as of its cut-off date. The 1000 Harbor Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1000 Harbor Boulevard Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the UBS-B 2012-C3 Mortgage Trust transaction, Commission File Number 333-177354-03 (the “UBS-B 2012-C3 Transaction”). This loan combination, including the 1000 Harbor Boulevard Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS-B 2012-C3 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Rialto Capital Advisors, LLC (“Rialto”) is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the 1000 Harbor Boulevard Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Rialto is a “servicer”, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc. (“UBSRES”), a sponsor and a mortgage loan seller, and U.S. Bank National Association (“U.S. Bank”), the trustee, certificate administrator, paying agent and custodian:

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

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on December 19, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1000 Harbor Boulevard Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBSB 2012-C3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBS-B 2012-C3 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS-B 2012-C3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits
(1)	Not applicable
(2)	Not applicable
(3)	See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2012, among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4 to the registrants Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to the registrants Current Report on Form 8-K, filed on September 27, 2012 in connection with the UBS-B 2012-C3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
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
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
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

35 Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated December 20, 2012, between UBS Real Estate Securities Inc. and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Natixis Real Estate Capital LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated December 20, 2012, between General Electric Capital Corporation and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated December 20, 2012, between RAIT Partnership, L.P. and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Redwood Commercial Mortgage Corporation and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

(b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/David Nass
Name: David Nass
Title: President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 27, 2015

/s/Alfred Fernandez
Name: Alfred Fernandez
Title: Executive Director

Date: March 27, 2015

EXHIBIT INDEX

Exhibit Description

4.1 Pooling and Servicing Agreement, dated as of December 1, 2012, among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4 to the registrants Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to the registrants Current Report on Form 8-K, filed on September 27, 2012 in connection with the UBS-B 2012-C3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
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
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
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

35 Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Rialto Capital Advisors, LLC, as Special Servicer for the 1000 Harbor Boulevard Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated December 20, 2012, between UBS Real Estate Securities Inc. and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Natixis Real Estate Capital LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated December 20, 2012, between General Electric Capital Corporation and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated December 20, 2012, between RAIT Partnership, L.P. and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated December 20, 2012, between Redwood Commercial Mortgage Corporation and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K, filed on December 19, 2012 and incorporated by reference herein)