Form 10-K
UBS-Barclays Commercial Mortgage Trust 2012-C4
filed 2016-03-29
CIK 1559450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Redwood Commercial Mortgage Corporation
(exact name of the sponsor as specified in its charter)

46-1661720
New York	46-1677972
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association as Certificate Administrator,
190 S. LaSalle Street
Chicago, IL
(Address of principal executive offices of the issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer / /	Accelerated filer / /
Non-accelerated filer /x/ (Do not check if a smaller reporting company)	Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / /No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.

EXPLANATORY NOTES
The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1000 Harbor Boulevard Mortgage Loan, which constituted approximately 0.5% of the asset pool of the issuing entity as of its cut-off date. The 1000 Harbor Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1000 Harbor Boulevard Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the UBS-Barclays Commercial Mortgage Trust 2012-C3 transaction, Commission File Number 333-177354-03 (the “UBS-Barclays 2012-C3 Transaction”). This loan combination, including the 1000 Harbor Boulevard Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS-Barclays 2012-C3 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the UBS-Barclays 2012-C3 Transaction, is also the primary servicer of this loan combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS-Barclays 2012-C3 Transaction.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the 1000 Harbor Boulevard Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.
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

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc., as sponsor and U.S. Bank National Association, as trustee, certificate administrator and custodian:

UBS Real Estate Securities Inc. (“UBSRES”) is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on December 20, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1000 Harbor Boulevard Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS-Barclays 2012-C3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBS-Barclays 2012-C3 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS-Barclays 2012-C3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1)	Not applicable
(2)	Not applicable
(3)	See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

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
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

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
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)

35 Servicer compliance statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and General Electric Capital Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.5
Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and RAIT Partnership, L.P. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp., and Redwood Commercial Mortgage Corporation (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/David Nass
David Nass, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 29, 2016

/s/David Schell
David Schell, Executive Director

Date: March 29, 2016

EXHIBIT INDEX

Exhibit Description

4.1 Pooling and Servicing Agreement, dated as of December 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on September 27, 2012 under Commission File No. 333-177354-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

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
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 33.2)

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
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan (see Exhibit 34.2)

35 Servicer compliance statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Rialto Capital Advisors, LLC, as Special Servicer of the 1000 Harbor Boulevard Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and General Electric Capital Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.5
Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and RAIT Partnership, L.P. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of December 20, 2012, between UBS Commercial Mortgage Securitization Corp. and Redwood Commercial Mortgage Corporation (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on December 20, 2012 under Commission File No. 333-177354-04 and incorporated by reference herein)